Form 10QSB
period 2004-03-31
FNBG BANCSHARES INC
filed 2004-05-17
CIK 1275867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from         to
                                                       -------

                      Commission file number     000-30511
                                             ----------------

                              FNBG Bancshares, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                  31-1830205
------------------------------------       ------------------------------------
     (State of Jurisdiction of             (I.R.S. Employer Identification No.)
     Incorporation or organization)

     2734 Meadow Church Road
     Duluth, Georgia                                       30097
----------------------------------------   ------------------------------------
     (Address  of  principal  executive                 (Zip  Code)
      offices)

                                  770-476-7777
                                  ------------
                               ( Telephone Number)


                        FIRST NATIONAL BANK OF GWINNETT
                ------------------------------------------------
                          ( Former name, former address
                            and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   XX   NO
                                      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     777,895 shares of common stock, $1.00 par value per share, issued and outstanding as of April 30, 2004.

     Transitional  Small  Business  Disclosure  Format (check one): YES  NO  XX
                                                                            ----

                                  FNBG BANCSHARES, INC. AND SUBSIDIARIES

                                                  INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                                       3

             Balance Sheet (unaudited) at March 31, 2004                                                3

             Statements of Operations (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                     4

             Statements of Comprehensive Income (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                     5

             Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                     6

             Notes to Financial Statements (unaudited)                                                7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operations       9-10

    Item 3.  Controls and Procedures

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         11

    Item 2.  Changes in Securities and Use of Proceeds                                                 11

    Item 3.  Defaults Upon Senior Securities                                                           11

    Item 4.  Submission of Matters to a Vote of Security Holders                                       11

    Item 5.  Other Information                                                                         11

    Item 6.  Exhibits and Reports on Form 8-K                                                          11





This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company's financing plans; (2) trends affecting the Company's financial condition or results of operations; (3) the Company's growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Office of the Comptroller of the Currency.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FNBG BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     Assets
                                     ------

Cash and due from banks                                       $  1,473,735
Federal funds sold                                               5,654,011
                                                              ------------

    Cash and cash equivalents                                    7,127,746

Investment securities available for sale                         9,470,043
Other investments                                                  373,300
Loans, net of allowance for loan losses of $932,754             80,585,414
Premises and equipment, net                                      3,300,114
Accrued interest receivable and other assets                       824,934
                                                              ------------


                                                              $101,681,551
                                                              ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
Deposits:
Demand                                                        $  7,639,335
Money market and NOW accounts                                   25,984,757
Savings                                                            335,219
Time                                                            59,287,636
                                                              ------------

    Total deposits                                              93,246,947

Notes payable                                                       45,000
Accrued interest payable and other liabilities                     386,602
                                                              ------------

    Total liabilities                                           93,678,549
                                                              ------------

Stockholders' equity:
Common stock, $1 par value; authorized
  10,000,000 shares; 777,895 issued and outstanding                777,895
Additional paid-in capital                                       6,980,459
Retained earnings                                                  221,423
Unrealized gain on securities available for sale, net of tax        23,225
                                                              ------------

    Total stockholders' equity                                   8,003,002
                                                              ------------

                                                              $101,681,551
                                                              ============


See  accompanying  notes  to  financial  statements.

                           FNBG BANCSHARES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE THREE MONTHS ENDED
                                   MARCH 31, 2004 AND 2003
                                         (UNAUDITED)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                    ------------------------
                                                                       2004         2003
                                                                    -----------  -----------
Interest income:
    Interest and fees on loans                                      $ 1,239,515  $   869,957
    Interest on federal funds sold                                        5,713        7,323
    Investment securities                                                82,412       69,065
    Interest on deposit with other banks                                      0          433
                                                                    -----------  -----------

    Total interest income                                             1,327,640      946,778

Interest expense:
    Deposits                                                            402,504      333,927
    Fed funds purchased                                                       0          196
    Notes payable                                                           562            0
                                                                    -----------  -----------
    Total interest expense                                              403,066      334,123
                                                                    -----------  -----------

    Net interest income                                                 924,574      612,655

Provision for loan losses                                               104,500       81,000
                                                                    -----------  -----------
    Net interest income after
        provision for loan losses                                       820,074      531,655
                                                                    -----------  -----------

Other income:
    Service charges on deposit accounts                                  54,153       54,535
    Other operating income                                                  848        1,561
    Mortgage banking income                                              89,814      215,436
                                                                    -----------  -----------

        Total other income                                              144,815      271,532

Other expense:
    Salaries and other personnel expense                                418,820      410,058
    Net occupancy and equipment expense                                 108,886      102,408
    Other operating expense                                             245,674      189,834
                                                                    -----------  -----------

        Total other expense                                             773,380      702,300
                                                                    -----------  -----------
        Income before provision for income tax                          191,509      100,887

Provision for income taxes                                               83,900       38,155

        Net income (loss)                                           $   107,609  $    62,732
                                                                    ===========  ===========
Net earnings (loss) per common share based on average outstanding
    of 777,895 in 2004 and 777,895 in 2003.                         $       .14  $       .08
                                                                    ===========  ===========

Fully diluted net earnings per common share based on average
    outstanding shares of 814,129 in 2004.                          $       .13  $       .08
                                                                    ===========  ===========


See accompanying notes to financial statements

                     FNBG BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                   For the three months
                                                     ended March 31,
                                                    2004         2003
                                                 ----------  ------------
Net income                                       $  107,609       62,732
                                                 ----------  ------------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
    securities available-for-sale                   106,337      (32,311)
  Less income tax expense related to investment
    securities available-for-sale                    37,218       11,309
                                                 ----------  ------------

      Total other comprehensive income               69,119      (21,002)
                                                 ----------  ------------

    Total comprehensive income                   $  176,728       41,730
                                                 ==========  ============


See accompanying notes to financial statements.

                                    FNBG BANCSHARES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                  (UNAUDITED)

                                                                                        2004          2003
                                                                                    -------------  -----------
Cash flows from operating activities:
  Net income                                                                        $    107,609       62,732
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          104,500       81,000
      Depreciation, amortization and accretion                                            88,398       75,559
      Change in:
        Accrued interest receivable and other assets                                      44,999      (62,384)
        Accrued interest payable and other liabilities                                    84,068       43,929
                                                                                    -------------  -----------

              Net cash provided by operating activities                                  429,574      200,836
                                                                                    -------------  -----------

Cash flows from investing activities:

  Purchase of investment securities available for sale                                (1,000,000)  (2,348,468)
  Proceeds from calls, maturities, and paydowns - available for sale                     374,467    1,601,771
  Purchase of other investments                                                          (28,800)     (45,850)
  Redemption of time deposit                                                                   -       99,000
  Net increase in loans                                                              (11,249,375)  (6,455,560)
  Purchase of premises and equipment                                                      (2,248)     (35,344)
                                                                                    -------------  -----------

              Net cash used by investing activities                                  (11,905,956)  (7,184,451)
                                                                                    -------------  -----------

Cash flows from financing activities:
  Net increase in deposits                                                            13,184,472    5,813,503
  Increase in notes payable                                                               45,000
  Proceeds from stock option exercise                                                          -            -
                                                                                    -------------  -----------

              Net cash provided by financing activities                               13,229,472    5,813,503
                                                                                    -------------  -----------

Net change in cash and cash equivalents                                                1,753,090   (1,170,112)

Cash and cash equivalents at beginning of the period                                   5,374,656    5,444,417
                                                                                    -------------  -----------

Cash and cash equivalents at end of the period                                      $  7,127,746    4,274,305
                                                                                    =============  ===========

Noncash investing activities:
  Change in unrealized gains (losses) on securities available for sale, net of tax  $     69,119      (21,002)

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $    384,072      123,475
                                                                                                            -


See accompanying notes to financial statements.

                     FNBG BANCSHARES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS  OF  PRESENTATION
     Effective January 1, 2004, shareholders of First National Bank of Gwinnett exchanged their common shares for a like number of shares in FNBG Bancshares, Inc. $1 par value common stock. FNBG Bancshares is a Bank Holding Company and will undergo periodic examinations by the Federal Reserve. All significant intercompany transactions have been eliminated in consolidation. The statements of operation, comprehensive income and cash flows for the three months ended March 31, 2004 include the accounts of First National Bank of Gwinnett and FNBG Bancshares, Inc. while those statements for the three months ended March 31, 2003 include only the accounts of First National Bank of Gwinnett.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of a full year's operations.

     The accounting principles followed by the Bank and the methods of applying these principles conform with generally accepted accounting principles
     (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

(2)  CASH  AND  CASH  EQUIVALENTS
     For presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

(3)  NET  EARNINGS  PER  COMMON  SHARE
     Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Potential common shares are present for all periods presented in the form of stock options and stock warrants.

(4)  STOCK  BASED  COMPENSATION
     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require entities to compute fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement and, as permitted by SFAS 123, accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined upon the fair value of the options at the time of the grant dates consistent with the method of SFAS No. 123, net earnings would have reflected the proforma accounts in the following table:

(5)  STOCK  BASED  COMPENSATION,  CONTINUED


     Proforma  Stock  Compensation  Table


                                                                   FOR THE THREE MONTHS ENDED MARCH 31.
                                                                       2004                  2003
                                                               ---------------------  -------------------
Net earnings as reported                                       $            107,609   $           62,732
Proforma stock-based compensation cost adjustments associated
with new grants net of tax                                                   (1,382)              (1,145)
                                                               ---------------------  -------------------
Proforma net earnings                                          $            106,227   $           61,587
                                                               =====================  ===================

Basic Earnings per share, as reported                          $                .14   $              .08
Proforma stock-based compensation cost adjustments associated
with new grants net of tax, per share                                             -                    -
                                                               ---------------------  -------------------
Basic proforma earning, per share                              $                .14   $              .08
                                                               =====================  ===================

Diluted earnings per share, as reported                        $                .13   $              .08
Proforma stock-based compensation cost adjustments associated
with new grants net of tax, per share                                             -                    -
                                                               ---------------------  -------------------
Diluted proforma earnings, per share                           $                .13   $              .08
                                                               =====================  ===================



     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 4.0% and an expected life of 10 years.

ITEM  2.

                     FNBG BANCSHARES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              OR PLAN OF OPERATIONS

               For the Three Months Ended March 31, 2004 and 2003

FINANCIAL  CONDITION

     Total assets at March 31, 2004 were $101,681,551 representing a $13,532,632 (15.35%) increase from December 31, 2003. Deposits increased $13,184,472
(16.47%)  from  December  31,  2003.  Loans increased $11,144,875 (16.04%).  The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. Investment securities increased $714,262 (8.16%) from December 31, 2003. The allowance for loan losses at March 31, 2004 was $932,754, compared to the December 31, 2003 balance of $854,000, representing 1.15% of total loans at March 31, 2004, compared to 1.21% at December 31, 2003. Cash and cash equivalents increased $1,753,090 from December 31, 2003.

     The Bank was most recently examined by its primary regulatory authority in November 2003. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS  OF  OPERATIONS

     Net interest income increased $311,919 (51.00%) in the first three months of 2004 compared to the same period for 2003. Interest income for the first three months of 2004 was $1,327,640 representing an increase of $380,862 (40.23%) over the same period in 2003. Interest expense for the first three months of 2004 increased $68,943 (20.63%) compared to the same period in 2003. The increase in net interest income during the first three months of 2004 compared to the same period of 2003 is primarily attributable to the increase in the volume of loans and investments.

     For the three months ended March 31, 2004, the Bank's yield on earning assets was 6.10% while the cost of funding sources was 2.09%. While net interest spread was 4.02%, net interest margin, which considers the effect of non-interest bearing deposits was 4.21%. The overall results of operations are materially consistent with the year to date planned/ budgeted operations.

     The Bank analyzes its allowance for loan losses on a monthly basis. As of March 31, 2004, the provision for loan losses was $104,500, compared to $81,000 for the same period on 2003. Management is providing the provision for loan losses based on the Bank's internal Loan Loss Reserve Calculation. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

     Other income for the first three months of 2004 decreased $126,717 compared to the first three months of 2003. This decrease is primarily attributable to a decrease in fee income on mortgage loans originated. The decrease in fee income on mortgage loans originated is due to an increase in mortgage rates and the conclusion of a strong refinance market of 2003.

     Other expenses for the three months of 2004 increased $71,080 compared to the first three months in 2003. The net increase is primarily attributable to the formation of the Holding Company and the growth of the Bank, as well as, the resulting growth in the number of employees and operating costs.

LIQUIDITY

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently the Bank has arrangements with three commercial banks for short term unsecured advances up to $6,000,000.

CAPITAL

     The following tables present First National Bank of Gwinnett's regulatory capital position at March 31, 2004:

Risk-Based Capital Ratios
-------------------------
Tier 1 Tangible Capital, Actual                    8.66%
Tier 1 Tangible Capital minimum requirement        4.00%
                                                   -----

Excess                                             4.66%
                                                   =====

Total Capital, Actual                              9.67%
Total Capital minimum requirement                  8.00%
                                                   -----

Excess                                             1.67%
                                                   =====

Leverage Ratio
--------------

Tier 1 Tangible Capital to adjusted total assets
   ("Leverage Ratio")                              8.58%
Minimum leverage requirement                       4.00%
                                                   -----

Excess                                             4.58%
                                                   =====



ITEM  3.  CONTROLS  AND  PROCEDURES

          At March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three-months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable.
     (b)  Not  applicable.
     (c)  Not  applicable.
     (d)  Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
     The following documents are incorporated by reference and made a part of this report.

Exhibit
Number   Exhibit
-------  -------

  3.1    Articles of Incorporation of FNBG Bancshares, Inc.

  3.2    Bylaws of FNBG Bancshares, Inc.

  4.1    See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, which define the rights of the holders of common stock of the Company.

  10.1   Employment Agreement with Terry C. Evans dated April 20, 2004.

  10.2   Employment Agreement with Martha E. Brown dated April 20, 2004.

  10.3   Employment Agreement with E. Paul Jones dated April 20, 2004.

  31.1   Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

  31.2   Certificate of the Chief Financial officer pursuant to Rule 15d-14(a) of the Exchange Act

  32     Certification by Chief Executive Officer and Chief Financial officer pursuant to section 906 of the
         Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

     The Company filed a report on Form 8-K on January 20, 2004, together with an amendment thereto on March 16, 2004. These documents describe the formation of the Company as a single-bank holding company via a one-for-one share exchange whereby holders of shares of common stock of First National Bank of Gwinnett exchanged their shares for shares of common stock of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNBG BANCSHARES, INC.
                                      (Registrant)



     Date:  5/17/04                   By:  /s/Terry C. Evans
                                           -------------------------------------
                                           Terry C. Evans
                                           President and Chief Executive Officer





     Date:  5/17/04                   By:  /s/Martha E. Brown
                                           -------------------------------------
                                           Martha E. Brown
                                           Chief Financial Officer