Form 10QSB
period 2004-06-30
FNBG BANCSHARES INC
filed 2004-08-16
CIK 1275867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from          to
                                                       --------

                      Commission file number     000-50554
                                             -----------------

                              FNBG Bancshares, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                  31-1830205
     --------------------------------       -----------------------------------
       (State of Jurisdiction of            (I.R.S. Employer Identification No.)
     Incorporation or organization)

     2734 Meadow Church Road
     Duluth, Georgia                                       30097
     --------------------------------       -----------------------------------
     (Address of principal executive                     (Zip Code)
      offices)

                                  770-476-7777
                                  ------------
                               (Telephone Number)


                    ------------------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

     777,895 shares of common stock, $1.00 par value per share, issued and outstanding as of June 30, 2004.

     Transitional Small Business Disclosure Format (check one): YES   NO   XX
                                                                          ----

                                   FNBG BANCSHARES, INC. AND SUBSIDIARY

                                                  INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                                       3

             Balance Sheet (unaudited) at June 30, 2004                                                 3

             Statements of Operations (unaudited) for the Three and  Six
               Months Ended June 30, 2004 and 2003                                                      4

             Statements of Comprehensive Income (unaudited) for the Three and Six
               Months Ended June 30, 2004 and 2003                                                      5

             Statements of Cash Flows (unaudited) for the Six
               Months Ended June 30, 2004 and 2003                                                      6

             Notes to Financial Statements (unaudited)                                                7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operations       9-10

    Item 3.  Controls and Procedures

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         11

    Item 2.  Changes in Securities and Use of Proceeds                                                 11

    Item 3.  Defaults Upon Senior Securities                                                           11

    Item 4.  Submission of Matters to a Vote of Security Holders                                       11

    Item 5.  Other Information                                                                         11

    Item 6.  Exhibits and Reports on Form 8-K                                                          11




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

                           PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FNBG BANCSHARES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET

                                    JUNE 30, 2004
                                     (UNAUDITED)

                                       Assets
                                       ------

Cash and due from banks                                                $  2,879,573
Federal funds sold                                                        2,307,000
                                                                       -------------

        Cash and cash equivalents                                         5,186,573

Investment securities available for sale                                  9,565,379
Other investments                                                           373,300
Loans, net of allowance for loan losses of $1,023,000                    83,972,701
Premises and equipment, net                                               3,286,829
Accrued interest receivable and other assets                                814,001
                                                                       -------------


                                                                       $103,198,783
                                                                       =============

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Liabilities:
Deposits:
Demand                                                                 $  8,391,319
Money market and NOW accounts                                            30,273,470
Savings                                                                     363,789
Time                                                                     55,933,989
                                                                       -------------

        Total deposits                                                   94,962,567

Notes payable                                                                47,000
Accrued interest payable and other liabilities                              189,413
                                                                       -------------

        Total liabilities                                                95,198,980
                                                                       -------------

Stockholders' equity:
Common stock, $1 par value; authorized
    10,000,000 shares; 777,895 issued and outstanding                       777,895
Additional paid-in capital                                                6,980,459
Retained earnings                                                           387,368
Accumulated Other Comprehensive income                                     (145,919)
                                                                       -------------

        Total stockholders' equity                                        7,999,803
                                                                       -------------

                                                                       $103,198,783
                                                                       =============


See accompanying notes to financial statements.

                                     FNBG BANCSHARES, INC. AND SUBSIDIARY

                                           STATEMENTS OF OPERATIONS

                                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                             JUNE 30, 2004 AND 2003
                                                  (UNAUDITED)


                                                                 For Three Months        For the Six Months
                                                                  Ended June 30,           Ended June 30,
                                                              -----------------------  -----------------------
                                                                 2004        2003         2004        2003
                                                              ----------  -----------  ----------  -----------
Interest income:
  Interest and fees on loans                                  $1,348,248  $  976,498   $2,587,763  $ 1,846,455
  Interest on federal funds sold                                   8,537       4,672       14,250       11,995
  Investment securities                                           81,396      53,126      163,808      122,191
  Interest on deposit with other banks                                 0          15            0          448
                                                              ----------  -----------  ----------  -----------

  Total interest income                                        1,438,181   1,034,311    2,765,821    1,981,089

Interest expense:
  Deposits                                                       443,229     347,972      845,733      681,899
  Fed funds payable                                                   17         175           17          371
  Notes payable                                                      423           -          985            -
                                                              ----------  -----------  ----------  -----------
  Total interest expense                                         443,669     348,147      846,735      682,270
                                                              ----------  -----------  ----------  -----------

  Net interest income                                            994,512     686,164    1,919,086    1,298,819

Provision for loan losses                                         90,246      93,000      194,746      174,000
                                                              ----------  -----------  ----------  -----------
  Net interest income after
    provision for loan losses                                    904,266     593,164    1,724,340    1,124,819
                                                              ----------  -----------  ----------  -----------

Other income:
  Service charges on deposit accounts                             58,596      56,336      112,749      110,871
  Other operating income                                             940       1,654        1,788        3,215
  Mortgage banking income                                         65,825     377,776      155,639      593,212
  Loss on sale of securities                                           -        (771)           -            -
                                                              ----------  -----------  ----------  -----------

      Total other income                                         125,361     434,995      270,176      707,298

Other expense:
  Salaries and other personnel expense                           434,725     516,845      853,545      926,903
  Occupancy and equipment expense                                114,754     112,398      223,640      214,806
  Other operating expense                                        222,497     181,592      468,171      371,426
                                                              ----------  -----------  ----------  -----------

      Total other expense                                        771,976     810,835    1,545,356    1,513,135
                                                              ----------  -----------  ----------  -----------

      Income before provision for income tax                     257,651     217,324      449,160      318,982
Provision for income taxes                                        91,706      81,664      175,606      119,819
                                                              ----------  -----------  ----------  -----------
      Net income                                              $  165,945  $  135,660   $  273,554  $   198,392
                                                              ==========  ===========  ==========  ===========
Net earnings per common share based on average outstanding
  of 777,895 in 2004 and 777,895 in 2003.                     $      .21  $      .17   $      .35  $       .26
                                                              ==========  ===========  ==========  ===========

Fully diluted net earnings per common share based on average
  outstanding shares of 819,452 in 2004 and 813,844 in 2003   $      .20  $      .17   $      .34  $       .24
                                                              ==========  ===========  ==========  ===========


See accompanying notes to financial statements

                             FNBG BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                         (UNAUDITED)


                                                   For Three Months      For the Six Months
                                                   Ended    June 30,      Ended     June 30,
                                                 --------------------  ----------------------
                                                   2004       2003        2004        2003
                                                 ---------  ---------  -----------  ---------

Net income                                        165,945    135,600      273,554    198,392
                                                 ---------  ---------  -----------  ---------

Other comprehensive income, net of tax:
  Unrealized gains on investment
    securities available-for-sale                (244,372)   (37,658)    (138,035)   (69,969)
  Less income tax expense related to investment
    securities available-for-sale                  75,288     13,180       38,010     24,489
                                                 ---------  ---------  -----------  ---------

      Total other comprehensive income           (169,144)   (24,478)    (100,025)   (45,480)
                                                 ---------  ---------  -----------  ---------

    Total comprehensive income                     (3,199)   111,182      173,529    152,912
                                                 ---------  ---------  -----------  ---------


See accompanying notes to financial statements.

                                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  (UNAUDITED)


                                                                                        2004           2003
                                                                                    -------------  ------------
Cash flows from operating activities:
  Net income                                                                        $    273,554       198,392
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          194,746       174,000
      Depreciation, amortization and accretion                                           187,945       169,907
      Loss on sale of security                                                                 -           771
      Change in:
      Accrued interest receivable and other assets                                        55,932       (31,592)
      Accrued interest payable and other liabilities                                      (9,452)      104,575
                                                                                    -------------  ------------

        Net cash provided by operating activities                                        702,725       616,053
                                                                                    -------------  ------------

Cash flows from investing activities:

  Purchase of investment securities available for sale                                (2,000,313)   (4,440,574)
  Proceeds from calls, maturities, and paydowns - available for sale                     980,439     3,008,268
  Purchase of other investments                                                          (28,800)      (45,850)
  Redemption of time deposit                                                                   -        99,000
  Net increase in loans                                                              (14,726,908)  (13,023,939)
  Purchase of premises and equipment                                                     (62,318)       63,440
                                                                                    -------------  ------------

        Net cash used by investing activities                                        (15,837,900)  (12,941,035)

Cash flows from financing activities:
  Net increase in deposits                                                            14,900,092    14,779,238
  Increase in notes payable                                                               47,000             -
                                                                                    -------------  ------------

        Net cash provided by financing activities                                     14,947,092    14,779,238
                                                                                    -------------  ------------

Net change in cash and cash equivalents                                                 (188,083)    2,454,256

Cash and cash equivalents at beginning of the period                                   5,374,656     5,444,417
                                                                                    -------------  ------------

Cash and cash equivalents at end of the period                                      $  5,186,573     7,898,673
                                                                                    =============  ============

Noncash investing activities:
  Change in unrealized gains (losses) on securities available for sale, net of tax  $   (100,025)      (45,480)

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $    824,789       681,884
  Cash paid for taxes                                                               $    193,000        46,000


See accompanying notes to financial statements.

                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS  OF  PRESENTATION
     Effective January 1, 2004, shareholders of First National Bank of Gwinnett exchanged their common shares for a like number of shares in FNBG Bancshares, Inc. $1 par value common stock. FNBG Bancshares is a Bank Holding Company and will undergo periodic examinations by the Federal Reserve. All significant intercompany transactions have been eliminated in consolidation. The statements of operation, comprehensive income and cash flows for the six months ended June 30, 2004 include the accounts of First National Bank of Gwinnett and FNBG Bancshares, Inc. while those statements for the six months ended June 30, 2003 include only the accounts of First National Bank of Gwinnett.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results of a full year's operations.

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

                                 FNBG BANCSHARES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)  STOCK BASED COMPENSATION, CONTINUED

     Proforma Stock Compensation Table


                                                       For the Three Months        For the Six Months
                                                          Ended June 30,             Ended June 30,

                                                        2004          2003         2004         2003
                                                    ------------  ------------  -----------  -----------

Net earnings as reported                            $   165,945   $   135,660   $  273,554   $  198,392
Proforma stock-based compensation cost adjustments
associated with new grants net of tax                    (1,382)       (1,145)      (2,764)      (2,290)
                                                    ------------  ------------  -----------  -----------
Proforma net earnings                               $   164,563   $   134,515   $  270,790   $  196,102
                                                    ============  ============  ===========  ===========

Basic Earnings per share, as reported               $       .22   $       .18   $      .35   $      .25
Proforma stock-based compensation cost adjustments
associated with new grants net of tax, per share              -             -            -            -
                                                    ------------  ------------  -----------  -----------
Basic proforma earning, per share                   $       .22   $       .18   $      .35   $      .25
                                                    ============  ============  ===========  ===========

Diluted earnings per share, as reported             $       .21   $       .17   $      .33   $      .24
Proforma stock-based compensation cost adjustments
associated with new grants net of tax, per share              -             -            -            -
                                                    ------------  ------------  -----------  -----------
Diluted proforma earnings, per share                $       .21   $       .17   $      .33   $      .24
                                                    ============  ============  ===========  ===========

     The  fair  value  of  each option is estimated on the date of grant using the Minimum Value pricing model  with  the  following  assumptions:  dividend yield of 0%; risk free interest rate of 4.25% and an expected  life  of  10  years.

           ITEM  2.

                      FNBG BANCSHARES, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              OR PLAN OF OPERATIONS

                 For the Six Months Ended June 30, 2004 and 2003

     FORWARD-LOOKING  STATEMENTS
     ---------------------------

     The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank of Gwinnett, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend,", as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     - Significant increases in competitive pressure in the banking and financial services industries;
     - Changes in the interest rate environment which could reduce anticipated or actual margins;
     - Changes in political conditions or the legislative or regulatory environment;
     - General economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
     -    Changes occurring in business conditions and inflation;
     -    Changes in technology;
     -    The level of allowance for loan loss;
     -    The rate of delinquencies and amounts of charge-offs;
     -    The rate of loan growth;
     - Adverse changes in asset quality and resulting credit risk-related losses and expenses;
     -    Changes in monetary and tax policies;
     -    Changes in the securities markets; and
     - Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

     Total assets at June 30, 2004 were $103,198,783 representing a $15,049,864 (17.07%) increase from December 31, 2003. Total loans at June 30, 2004 were $83,972,701, an increase of $14,695,054 (20.90%) over total loans at December 31, 2003. The increase in loan volume is due primarily to an increase in loans to finance construction. Investment securities held for sale June 30, 2004 were $9,565,379, an increase of $809,598 (9.25%) over investment securities held for sale at December 31, 2003. The allowance for loan losses at June 30, 2004 was $1,023,000 compared to the December 31, 2003 balance of $854,000, representing 1.20% of total loans at June 30, 2004, compared to 1.21% at December 31, 2003. Cash and cash equivalents at June 30, 2004 decreased $188,083 from December 31, 2003. At June 30, 2004, the net loan to deposit ratio was 88.4%, which was within our desired range.

     Total deposits increased $14,900,092 (18.61%) from December 31, 2003. The increase in total deposits was primarily due to the increase in NOW accounts and Certificate of Deposits. The deposit mix at June 30, 2004 was as follows: $8.3 million (9% of total deposits) in noninterest bearing demand deposits; $30.2 million (32% of total deposits) in interest checking accounts; $55.9 million (59% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue due to competitive pressure in the marketplace, thus increasing the average cost of funds and potentially reducing the bank's net interest margin.

     The Bank was most recently examined by its primary regulatory authority in November 2003. There were no recommendations made by the regulatory authority that in management's opinion are expected to have a material effect on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

     Net interest income for the six month period ended June 30, 2004 was $1,919,086, an increase of $620,267 (47.76%) over the same period for 2003. For the quarter ended June 30, 2004, net income was $165,945 compared to $135,660 for the quarter ended June 30, 2003. Interest income for the first six months of 2004 was $2,765,821 representing an increase of $784,732 (39.61%) over the same period in 2003. Interest income for the quarter ended June 30, 2004 was $1,438,181 compared to $1,034,311 for the quarter ended June 30, 2003, an increase of $403,870 (39%). Interest expense for the first six months of 2004 increased $164,465 (24.10%) compared to the same period in 2003. Interest expenses for the quarter ended June 30, 2004 was $443,669 compared to $348,147 for the quarter ended June 30, 2003, an increase of $95,522 (27%). The increase in net interest income during the first six months of 2004 compared to the same period of 2003 is primarily attributable to the increase in the volume of loans and investments.

     For the six months ended June 30, 2004, the Bank's yield on earning assets was 5.99% while the cost of funding sources was 2.07%. While net interest spread was 3.92%, net interest margin, which considers the effect of non-interest bearing deposits was 4.11%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
---------------------------------------

     The Bank analyzes its allowance for loan losses on a quarterly basis. As of June 30, 2004, the provision for loan losses was $194,746, compared to $174,000 for the same period on 2003. Management is providing the provision for loan losses based on the Bank's internal Loan Loss Reserve Calculation. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

NONINTEREST INCOME AND EXPENSE
------------------------------

     Other income for the first six months of 2004 decreased $437,121 compared to the first six months of 2003. This decrease is primarily attributable to a decrease in fee income on mortgage loans originated. The decrease in fee income on mortgage loans originated is due to an increase in mortgage rates and the conclusion of a strong refinance market of 2003. Other income for the quarter ended June 30, 2004 was $125,361, compared to $434,995 for the quarter ended June 30, 2003. This decrease of $309,634 is due to the decrease in mortgage loan fee income which decreased $311,951 compared to the quarter ended June 30, 2003.

     Other expenses for the six months of 2004 increased $32,221 compared to the first six months in 2003. The net increase is primarily attributable to the formation of the Holding Company and the growth of the Bank, as well as, the resulting growth in the number of employees and operating costs. Other expenses decreased $38,859 from the quarter ended June 30, 2004 compared to quarter ended June 30, 2003. This was due to a decrease in personnel expense resulting from the decrease in mortgage commissions paid.

LIQUIDITY
---------

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

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently the Bank has arrangements with three commercial banks for short term unsecured advances up to $6,000,000. Currently we do not have any obligations outstanding on these lines of credit.

          ITEM  2.

                      FNBG BANCSHARES, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        OR PLAN OF OPERATIONS, CONTINUED
CAPITAL
-------

     The following tables present First National Bank of Gwinnett's regulatory capital position at June 30, 2004:


Risk-Based Capital Ratios
-------------------------

Tier 1 Tangible Capital, Actual                     9.00%
Tier 1 Tangible Capital minimum requirement         4.00%
                                                   ------

Excess                                              5.00%
                                                   ======

Total Capital, Actual                              10.13%
Total Capital minimum requirement                   8.00%
                                                   ------

Excess                                              2.13%
                                                   ======

Leverage Ratio
--------------

Tier 1 Tangible Capital to adjusted total assets
   ("Leverage Ratio")                               7.95%
Minimum leverage requirement                        4.00%
                                                   ------

Excess                                              3.95%
                                                   ======


ITEM 3. CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls during the Company's quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)     Not  applicable.
     (b)     Not  applicable.
     (c)     Not  applicable.
     (d)     Not  applicable.
     (e)     Not  applicable.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We held our Annual Meeting of Shareholders on May 27, 2004, where the following eight directors were elected: Terry C. Evans, John E. Mansour, Edwin
A. Brewster, James W. Brown, J. Grady Coleman, J. David Jones, Jr., Jesse C. Long and Richard D. Stevens. The votes were as follows:

                                 FOR      WITHHELD
     Terry C. Evans            465,868     1,000
     John E. Mansour           465,868     1,000
     Edwin A. Brewster         465,868     1,000
     James W. Brown            465,868     1,000
     J. Grady Coleman          465,868     1,000
     J. David Jones, Jr.       465,868     1,000
     Jesse C. Long             465,868     1,000
     Richard D. Stevens        465,868     1,000

ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:
             The following documents are incorporated by reference and made a part of this report.

Exhibit
Number   Exhibit
-------  -------

   3.1   Articles of Association of FNBG Bancshares, Inc., as amended (filed as Exhibit 3.1 to the Bank's registration statement Form SB-2 filed on February 14, 2000, as amended (the "SB-2"), and incorporated herein by reference).

   3.2   Bylaws of FNBG Bancshares, Inc., as amended (filed as Exhibit 3.2 to the SB-2 and incorporated herein by reference).

   4.1   See Exhibits 3.1 and 3.2 for provisions of Articles of Association and Bylaws, as amended, which define the rights of the holders of common stock of the Bank.

   10.1  Employment Agreement with Terry C. Evans dated August 11, 1999 (filed as Exhibit 10.1 to the SB-2 and incorporated herein by reference).

   31.1  Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

   31.2  Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

   32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002.


     (b)     Reports  on  Form  8-K
             None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNBG  BANCSHARES,  INC.
                                        (Registrant)



     Date: August 10, 2004              By: /s/ Terry C. Evans
           ------------------------         ------------------------------------
                                           Terry C. Evans
                                           President and Chief Executive Officer





     Date: August 10, 2004              By: /s/ Martha E. Brown
           ------------------------         ------------------------------------
                                           Martha E. Brown
                                           Chief Financial Officer