Form 10QSB
period 2004-09-30
FNBG BANCSHARES INC
filed 2004-11-15
CIK 1275867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from _____ to

                      Commission file number   000-50554
                                             -------------

                              FNBG Bancshares, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                   31-1830205
     -------------------------------         ----------------------------------
     (State of Jurisdiction of              (I.R.S. Employer Identification No.)
     Incorporation or organization)

     2734 Meadow Church Road
     Duluth,  Georgia                                       30097
     ----------------------------------    -------------------------------------
     (Address of principal executive                      (Zip Code)
      offices)

                                  770-476-7777
                                  ------------
                               (Telephone Number)


               ---------------------------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  XX  NO
                                     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     777,895 shares of common stock, $1.00 par value per share, issued and outstanding as of September 30, 2004.

     Transitional Small Business Disclosure Format (check one): YES     NO  XX
                                                                    ---    ---

                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART  I     FINANCIAL INFORMATION

   Item 1.  Financial Statements                                            3

            Balance Sheet (unaudited) at September 30, 2004                 3

            Statements of Income (unaudited) for the Three and Nine
            Months Ended September 30, 2004 and 2003                        4

            Statements of Comprehensive Income (unaudited) for
            the Three and Nine Months Ended September 30, 2004 and 2003     5

            Statements of Cash Flows (unaudited) for the Nine
            Months Ended September 30, 2004 and 2003                        6

            Notes to Financial Statements (unaudited)                       7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition or Plan of Operations                                 9-11

   Item 3.  Controls and Procedures                                         11

PART  II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                               12

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     12

   Item 3.  Defaults Upon Senior Securities                                 12

   Item 4.  Submission of Matters to a Vote of Security Holders             12

   Item 5.  Other Information                                               12

   Item 6.  Exhibits                                                        12




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

                           PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FNBG BANCSHARES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET

                                 SEPTEMBER 30, 2004
                                     (UNAUDITED)

                                       Assets
                                       ------

Cash and due from banks                                                 $ 2,531,579
Federal funds sold                                                        2,799,233
                                                                       -------------

      Cash and cash equivalents                                           5,330,812

Investment securities available for sale                                 11,330,422
Other investments                                                           482,800
Loans, net of allowance for loan losses of $1,096,378                    93,977,420
Premises and equipment, net                                               3,249,013
Accrued interest receivable and other assets                              1,610,760
                                                                       -------------

                                                                       $115,981,227
                                                                       =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
Deposits:
Demand                                                                 $  9,209,027
Money market and NOW accounts                                            32,464,860
Savings                                                                     458,833
Time                                                                     58,184,419
                                                                       -------------

      Total deposits                                                    100,317,139

FHLB Borrowings                                                           5,000,000
Note payable                                                              2,000,000
Accrued interest payable and other liabilities                              306,856
                                                                       -------------

      Total liabilities                                                 107,623,995
                                                                       -------------

Stockholders' equity:
Common stock, $1 par value; authorized
    10,000,000 shares; 777,895 issued and outstanding                       777,895
Additional paid-in capital                                                6,980,459
Retained earnings                                                           628,619
Accumulated other comprehensive income                                      (29,741)
                                                                       -------------

      Total stockholders' equity                                          8,357,232
                                                                       -------------

                                                                       $115,981,227
                                                                       =============


See accompanying notes to financial statements.

                                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                                              STATEMENTS OF INCOME

                                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                                           SEPTEMBER 30, 2004 AND 2003
                                                   (UNAUDITED)


                                                                  For Three Months        For the Nine Months
                                                                 Ended September 30,      Ended September 30,
                                                                 -------------------      -------------------
                                                                 2004         2003        2004          2003
                                                              -----------  ----------  -----------  ------------
Interest income:
    Interest and fees on loans                                $ 1,527,985  $1,107,220  $ 4,115,748  $ 2,953,675
    Interest on federal funds sold                                  6,736       7,076       20,931       19,071
    Investment securities                                          90,059      53,157      253,867      175,348
    Interest on deposit with other banks                                0          32            0          480
                                                              -----------  ----------  -----------  ------------

    Total interest income                                       1,624,780   1,167,485    4,390,546    3,148,574

Interest expense:
    Deposits                                                      487,622     347,559    1,333,355    1,029,458
    Fed funds payable                                                 230         689          247        1,060
    FHLB borrowings                                                 4,435           -        4,435            -
    Notes payable                                                     386           -        1,371            -
                                                              -----------  ----------  -----------  ------------
    Total interest expense                                        492,673     348,248    1,339,408    1,030,518
                                                              -----------  ----------  -----------  ------------

    Net interest income                                         1,132,107     819,237    3,051,138    2,118,056

Provision for loan losses                                         100,000      77,500      294,746      251,500
                                                              -----------  ----------  -----------  ------------
    Net interest income after
      provision for loan losses                                 1,032,107     741,737    2,756,392    1,866,556
                                                              -----------  ----------  -----------  ------------

Other income:
    Service charges on deposit accounts                            55,725      62,245      168,527      173,116
    Other operating income                                          1,596      20,081        3,384       23,296
    Mortgage banking income                                        83,739     403,552      239,379      996,764
    Loss on sale of securities                                          -           -            -         (771)
                                                              -----------  ----------  -----------  ------------

        Total other income                                        141,060     485,878      411,290    1,192,405

Other expense:
    Salaries and other personnel expense                          461,720     554,015    1,315,265    1,480,918
    Occupancy and equipment expense                               118,351     108,335      341,991      323,141
    Other operating expense                                       214,623     207,093      682,794      578,519
                                                              -----------  ----------  -----------  ------------

        Total other expense                                       794,694     869,443    2,340,050    2,382,578
                                                              -----------  ----------  -----------  ------------

        Income before provision for income tax                    378,473     358,172      827,632      676,383
Provision for income taxes                                        137,223     127,549      312,829      247,368
                                                              -----------  ----------  -----------  ------------
        Net income                                            $   241,250  $  230,623  $   514,803  $   429,015
                                                              ===========  ==========  ===========  ============
Net earnings per common share based on average outstanding
  of 777,895 in 2004 and 2003.                                $       .31  $      .30  $       .66  $       .55
                                                              ===========  ==========  ===========  ============

Fully diluted net earnings per common share based on average
  outstanding shares of 819,452 in 2004 and 813,844 in 2003   $       .29  $      .28  $       .63  $       .53
                                                              ===========  ==========  ===========  ============


See accompanying notes to financial statements

                               FNBG BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                            (UNAUDITED)


                                                     For Three Months        For the Nine Months
                                                    Ended September 30,      Ended September 30,
                                                    -------------------      -------------------
                                                    2004         2003        2004         2003
                                                 -----------  ----------  -----------  -----------

Net income                                          241,250     230,623      514,803      429,015
                                                 -----------  ----------  -----------  -----------

Other comprehensive income, net of tax:
  Unrealized gains on investment
    securities available-for-sale                   187,383    (153,345)      26,053     (223,313)
  Less income tax expense related to investment
    securities available-for-sale                   (65,584)     53,671       (9,119)      78,159
                                                 -----------  ----------  -----------  -----------

      Total other comprehensive income              121,799     (99,674)      16,934     (145,154)
                                                 -----------  ----------  -----------  -----------

    Total comprehensive income                      363,049     130,949      531,737      283,861
                                                 ===========  ==========  ===========  ===========


See accompanying notes to financial statements.

                                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (UNAUDITED)


                                                                                        2004           2003
                                                                                    -------------  ------------
Cash flows from operating activities:
  Net income                                                                        $    514,803       429,015
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          294,746       251,500
      Depreciation, amortization and accretion                                           280,472       268,729
      Loss on sale of security                                                                 -           771
      Change in:
        Accrued interest receivable and other assets                                      16,467       (79,576)
        Accrued interest payable and other liabilities                                    36,785       108,801
                                                                                    -------------  ------------

          Net cash provided by operating activities                                    1,143,273       979,240
                                                                                    -------------  ------------

Cash flows from investing activities:

  Purchase of investment securities available for sale                                (4,052,284)   (6,262,909)
  Proceeds from calls, maturities, and paydowns - available for sale                   1,432,834     4,148,337
  Purchase of other investments                                                         (138,300)      (50,450)
  Redemption of time deposit                                                                   -        99,000
  Sale of securities - available for sale                                                      -       775,500
  Purchase of OREO                                                                      (757,295)            -
  Proceeds from sale of OREO                                                                   -       750,000
  Net increase in loans                                                              (24,831,627)  (19,376,222)
  Purchase of premises and equipment                                                     (95,109)      (70,181)
  Proceeds from sale of premises and equipment                                                 -       550,000
                                                                                    -------------  ------------

          Net cash used by investing activities                                      (28,441,781)  (19,436,925)

Cash flows from financing activities:
  Net increase in deposits                                                            20,254,664    17,779,965
  Proceeds from borrowings                                                             7,000,000             -
                                                                                    -------------  ------------

          Net cash provided by financing activities                                   27,254,664    17,779,965
                                                                                    -------------  ------------

Net change in cash and cash equivalents                                                  (43,844)     (677,720)

Cash and cash equivalents at beginning of the period                                   5,374,656     5,444,417
                                                                                    -------------  ------------

Cash and cash equivalents at end of the period                                      $  5,330,812     4,766,697
                                                                                    =============  ============

Non-cash investing activities:
  Change in unrealized gains (losses) on securities available for sale, net of tax  $     16,153      (145,155)

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $  1,283,871     1,040,235
  Cash paid for taxes                                                               $    337,250       164,000


See accompanying notes to financial statements.

                      FNBG BANCSHARES, INC. AND SUBSIDIARY

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION
     Effective January 1, 2004, shareholders of First National Bank of Gwinnett exchanged their common shares for a like number of shares in FNBG Bancshares, Inc. $1 par value common stock. FNBG Bancshares is a Bank Holding Company and will undergo periodic examinations by the Federal Reserve. All significant intercompany transactions have been eliminated in consolidation. The statements of income, comprehensive income and cash flows for the nine months ended September 30, 2004 include the accounts of First National Bank of Gwinnett and FNBG Bancshares, Inc. while those statements for the nine months ended September 30, 2003 include only the accounts of First National Bank of Gwinnett.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results of a full year's operations.

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

(3)  NET EARNINGS PER COMMON SHARE
     Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Potential common shares are present for all periods in the form of stock options and stock warrants.

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

                                    FNBG BANCSHARES, INC. AND SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)  STOCK BASED COMPENSATION, CONTINUED

     Proforma Stock Compensation Table


                                                             For the Three Months          For the Nine Months
                                                              Ended September 30,          Ended September 30,
                                                             2004           2003          2004           2003
                                                         -------------  ------------  -------------  ------------
     Net earnings as reported                            $    241,250   $   230,623   $    514,803   $   429,015
     Proforma stock-based compensation cost adjustments
     associated with new grants net of tax                     (1,382)       (1,145)        (4,146)       (3,435)
                                                         -------------  ------------  -------------  ------------
     Proforma net earnings                               $    239,868   $   229,478   $    510,657   $   425,580
                                                         =============  ------------  =============  ============

     Basic Earnings per share, as reported               $        .31   $       .30   $        .66   $       .55
     Proforma stock-based compensation cost adjustments
     associated with new grants net of tax, per share               -             -              -             -
                                                         -------------  ------------  -------------  ------------
     Basic proforma earning, per share                   $        .31   $       .30   $        .66   $       .55
                                                         =============  ============  =============  ============

     Diluted earnings per share, as reported             $        .29   $       .28   $        .63   $       .52
     Proforma stock-based compensation cost adjustments
     associated with new grants net of tax, per share               -             -            .01             -
                                                         -------------  ------------  -------------  ------------
     Diluted proforma earnings, per share                $        .29   $       .28   $        .62   $       .52
                                                         =============  ============  =============  ============

     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk free interest rate at the time of grant, of 4.25% and an expected life of 10 years.

(6)  BORROWED FUNDS
     Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $5.0 million at September 30, 2004 compared to $0 at December 31, 2003. This increase reflects $5.0 million in overnight FHLB borrowings resulting from short-term borrowing needs in September 2004. The $5.0 million in borrowings mature in 2006. The borrowings are secured by a blanket lien on 1-4 family, commercial, and multi-family residence loans. The Company had no federal funds purchased as of September 30, 2004.

     The Company was extended a $3 million line of credit from Nexity Bank. The Company has drawn and received $2 million from the line of credit as of September 30, 2004. Outstanding indebtedness under the line of credit bears interest at prime minus 1% and matures in 2016 with the first two years requiring payments of interest only and the remaining ten years require payments of principal plus interest. The line of credit is secured by First National Bank of Gwinnett stock.

(7)  RECENT DEVELOPMENTS
     On October 1, 2004, the Company and Gainesville Bank and Trust ("GB&T") entered into a definitive merger agreement. According to the agreement, the Company will merge with and into GB&T, and each Company shareholder may elect to receive one of the three following options: (1) 1.38 shares of GB&T common stock for each share of Company common stock, (2) $30 in cash for each share of Company common stock, or (3) a percentage of consideration he or she wishes receive in cash and a percentage of consideration he or she wishes to receive in Company common stock, subject to the overall limitation that the aggregate cash consideration will not exceed $8,753,760. The merger is expected to close in the first quarter of 2005 and is subject to certain customary closing conditions and regulatory approval.

ITEM 2.
                      FNBG BANCSHARES, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              OR PLAN OF OPERATIONS

              For the Nine Months Ended September 30, 2004 and 2003

     FORWARD-LOOKING STATEMENTS
     --------------------------

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

FINANCIAL CONDITION

     Total assets at September 30, 2004 were $115,981,227 representing a $27,832,308 (31.57%) increase from December 31, 2003. Total loans at September 30, 2004 were $95,073,798, an increase of $24,773,151 (35.24%) over total loans at December 31, 2003. The increase in loan volume is due primarily to an increase in loans to finance construction. Investment securities held for sale September 30, 2004 were $11,330,422, an increase of $2,574,641 (29.41%) over investment securities held for sale at December 31, 2003. The allowance for loan losses at September 30, 2004 was $1,096,378 compared to the December 31, 2003 balance of $854,000, representing 1.15% of total loans at September 30, 2004, compared to 1.21% at December 31, 2003. Cash and cash equivalents at September 30, 2004 decreased $43,844 from December 31, 2003. At September 30, 2004, the net loan to deposit ratio was 93.67%.

     Total deposits increased $20,254,664 (25.30%) from December 31, 2003. The increase in total deposits was primarily due to the increase in NOW accounts and Certificate of Deposits. The deposit mix at September 30, 2004 was as follows:
$9.2 million (9% of total deposits) in noninterest bearing demand deposits; $32.4 million (32% of total deposits) in interest checking accounts; $58.1 million (58% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue due to competitive pressure in the marketplace, thus increasing the average cost of funds and potentially reducing the bank's net interest margin.

     The Bank was most recently examined by its primary regulatory authority in November 2003. There were no recommendations made by the regulatory authority that in management's opinion are expected to have a material effect on the Company's liquidity, capital resources or operations.



RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

     Net interest income for the nine month period ended September 30, 2004 was $3,051,138, an increase of $933,082 (44%) over the same period for 2003. For the quarter ended September 30, 2004, net interest income was $1,132,107 compared to $819,237 for the quarter ended September 30, 2003. Interest income for the first nine months of 2004 was $4,390,546 representing an increase of $1,241,972 (39.45%) over the same period in 2003. Interest income for the quarter ended September 30, 2004 was $1,624,780 compared to $1,167,485 for the quarter ended
September 30, 2003, an increase of $457,295 (39.16%). Interest expense for the first nine months of 2004 increased $308,890 (29.97%) compared to the same period in 2003. Interest expense for the quarter ended September 30, 2004 was $492,673 compared to $348,248 for the quarter ended September 30, 2003, an increase of $144,425 (41.47%). The increase in net interest income during the first nine months of 2004 compared to the same period of 2003 is primarily attributable to the increase in the volume of loans and investments, as well as an increase in the prime interest rate.

     For the nine months ended September 30, 2004, the Bank's yield on earning assets was 6.10% while the cost of funding sources was 2.11%. While net interest spread was 3.99%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.17%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
---------------------------------------

     The Bank analyzes its allowance for loan losses on a quarterly basis. As of September 30, 2004, the provision for loan losses expense was $294,746, compared to $251,500 for the same period on 2003. Management is providing the provision for loan losses based on the Bank's internal Loan Loss Reserve Calculation. The total allowance as of September 30, 2004 is $1,096,378. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

NONINTEREST INCOME AND EXPENSE
------------------------------

     Other income for the first nine months of 2004 decreased $781,115 compared to the first nine months of 2003. This decrease is primarily attributable to a decrease in fee income on mortgage loans originated. The decrease in fee income on mortgage loans originated is due to an increase in mortgage interest rates and the conclusion of the strong refinance market of 2003. Other income for the quarter ended September 30, 2004 was $141,060, compared to $485,878 for the quarter ended September 30, 2003. This decrease of $344,818 is due to a decline in mortgage loan fee income of $319,813 compared to the quarter ended September 30, 2003.

     Other expenses for the nine months of 2004 decreased $42,528 compared to the first nine months in 2003. The net decrease is primarily attributable to a decrease in expenses related to personnel expense resulting from the decrease in mortgage commissions paid which was partially offset by an increase in other operating expenses. Other expenses decreased $74,749 from the quarter ended
September 30, 2004 compared to the quarter ended September 30, 2003. This decline was due to a decline in personnel expense resulting from the decline in mortgage commissions paid.

LIQUIDITY
---------

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and local funding requirements.

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

ITEM 2.
                      FNBG BANCSHARES, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        OR PLAN OF OPERATIONS, CONTINUED
CAPITAL
-------

     The following tables present First National Bank of Gwinnett's regulatory capital position at September 30, 2004:

     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                              10.24%
     Tier 1 Tangible Capital minimum requirement                   4.00%
                                                                  ------

     Excess                                                        6.24%
                                                                 =======

     Total Capital, Actual                                        11.33%
     Total Capital minimum requirement                             8.00%
                                                                  ------

     Excess                                                        3.33%
                                                                  ======

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets
       ("Leverage  Ratio")                                         9.59%
     Minimum leverage requirement                                  4.00%
                                                                  ------

     Excess                                                        5.59%
                                                                  ======

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls during the Company's quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a)  Not applicable.
    (b)  Not applicable.
    (c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

    (a)  Not applicable.
    (b)  Not applicable

ITEM 6.  EXHIBITS

         Exhibits:
         The following documents are incorporated by reference and made a part of this report.

         Exhibit
         Number     Exhibit
         ------     -------

          3.1 Articles of Incorporation of FNBG Bancshares, Inc., as amended (filed as Exhibit 3.1 to the Bank's registration statement Form SB-2 filed on February 14, 2000, as amended (the "SB-2"), and incorporated herein by reference).

          3.2    Bylaws of FNBG Bancshares, Inc., as amended (filed as Exhibit
                 3.2 to the SB-2 and incorporated herein by reference).

          4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of common stock of the Bank.

          10.1 Employment Agreement with Terry C. Evans dated August 11, 1999 (filed as Exhibit 10.1 to the SB-2 and incorporated herein by reference).

          31.1 Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

          31.2 Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FNBG BANCSHARES, INC.
                                       (Registrant)


     Date: November 10, 2004           By: /s/ Terry C. Evans
           -----------------               -------------------------------------
                                           Terry C. Evans
                                           President and Chief Executive Officer


     Date: November 10, 2004           By: /s/ Martha E. Brown
           -----------------               -------------------------------------
                                           Martha E. Brown
                                           Chief Financial Officer